Form 10-Q
period 2026-06-30
Unity Forge Inc
filed 2026-07-27
CIK 2084272

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-291614

UNITY FORGE INC
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7371

(Primary Standard Industrial Classification Code Number)

38-4360418

(IRS Employer Identification No.)

Kraljice Jakvinte 6, Podgorica, Montenegro 81102

Tel: (307) 655-6040

(Address and telephone number of registrant's principal executive)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐    NO ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 27, 2026
Common Stock, $0.001	2,514,198

UNITY FORGE INC

PART I. FINANCIAL INFORMATION

UNITY FORGE INC

BALANCE SHEET

	As of June 30, 2026 (Unaudited)	As of September 30, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,214	$9,791
TOTAL CURRENT ASSETS	$13,214	$9,791

NON-CURRENT ASSETS
Computer	$910	$-
Website	$2,650	$-
TOTAL NON-CURRENT ASSETS	$3,560	$-

TOTAL ASSETS	$16,774	$9,791

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities	$-	$-
Unearned revenue	$-	$8,000
TOTAL CURRENT LIABILITIES	$-	$8,000

TOTAL LIABILITIES	$-	$8,000

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized; 2,470,426 shares issued and outstanding	$2,470	$2,384
Retained Earnings	$10,933	$(593)
Additional Paid-In Capital	$3,371	$-
TOTAL STOCKHOLDERS' EQUITY	$16,774	$1,791

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,774	$9,791

The accompanying notes are an integral part of these unaudited financial statements.

UNITY FORGE INC

STATEMENT OF OPERATIONS

Unaudited

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
REVENUE
Revenue from IT services	$30,000	$-	$52,675	$-
Cost of Services	$20,270	$-	$28,945	$-
Gross Profit	$9,730	$-	$23,730	$-

EXPENSES
Operating Expenses
Bank charges	$28	$-	$57	$-
Legal and professional fees	$1,613	$-	$11,557	$-
Software Subscriptions	$-	$-	$-	$-
Amortization expense - Website	$150	$-	$350	$-
Depreciation expense - Computer	$144	$-	$240	$-
Total Operating Expenses	$1,935	$-	$12,204	$-
TOTAL EXPENSES	$1,935	$-	$12,204	$-

Income (Loss) before provision for income taxes	$7,795	$-	$11,526	$-
Provision for income taxes	$-	$-	$-	$-
Net Income (Loss)	$7,795	$-	$11,526	$-

Income (Loss) per common share, basic and diluted	$0.00	$-	$0.00	$-

Weighted average number of common shares outstanding, basic and diluted	2,396,990	-	2,388,330	-

The accompanying notes are an integral part of these unaudited financial statements.

UNITY FORGE INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Unaudited

				Accumulated
	Common stock		Additional	earnings
	Shares	Amount	Paid-In-Capital	(deficit)	Total
Balance at June 20, 2025 (Inception)	-	$-	$-	$-	$-
Shares issued	2,384,000	$2,384	$-	$-	$2,384
Net income (loss)	-	$-	$-	$(593)	$(593)
Balances as of September 30, 2025	2,384,000	$2,384	$-	$(593)	$1,791
Net income (loss)	-	$-	$-	$(173)	$(173)
Balances as of December 31, 2025	2,384,000	$2,384	$-	$(766)	$1,618
Net income (loss)	-	$-	$-	$3,904	$3,904
Balances as of March 31, 2026	2,384,000	$2,384	$-	$3,138	$5,522
Shares issued	86,426	$86	$3,371	$-	$3,457
Net income (loss)	-	$-	$-	$7,795	$7,795
Balances as of June 30, 2026	2,470,426	$2,470	$3,371	$10,933	$16,774

The accompanying notes are an integral part of these unaudited financial statements.

UNITY FORGE INC

STATEMENT OF CASH FLOWS

Unaudited

	Nine months ended June 30, 2026	Nine months ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,526	$-
Amortization expense	$350	$-
Depreciation expense	$240	$-
Increase (decrease) in operating assets and liabilities:
Unearned Revenue	$(8,000)	$-
Net cash provided by operating activities	$4,116	$-

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for website development	$(3,000)	$-
Payment for Computer	$(1,150)	$-
Net cash used in investing activities	$(4,150)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	$86	$-
Additional Paid-In-Capital	$3,371	$-
Net cash provided by financing activities	$3,457	$-

Net cash increase (decrease) for period	$3,423	$-
Cash at beginning of period	$9,791	$-
Cash at end of period	$13,214	$-

The accompanying notes are an integral part of these unaudited financial statements.

UNITY FORGE INC

NOTES TO THE UNAUDITED FINANCIAL

STATEMENTS FOR THE PERIOD ENDED

JUNE 30, 2026

NOTE 1 - ORGANIZATION AND BUSINESS

Unity Forge Inc (the “Company”) was incorporated under the laws of the State of Wyoming on June 20, 2025. The Company is a startup entity primarily focused on providing IT, software development, and game development services. The Company has continued its revenue-generating activities during the period ended June 30, 2026.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of June 30, 2026, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business.

The Company is an early-stage business and may require additional funding to support future development activities. Management believes that existing cash resources, together with anticipated cash flows from operations, will be sufficient to meet the Company’s obligations as they become due for at least the next twelve months. Accordingly, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

New Accounting Pronouncements

Management of Unity Forge Inc continues to monitor and evaluate recently issued accounting pronouncements that are not yet effective. Management will adopt these standards as required and does not expect that recently issued standards will have a material impact on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as disclosures of contingent assets and liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of June 30, 2026, cash and cash equivalents consisted primarily of deposits held with financial institutions.

Intangible Assets

The Company capitalizes expenditures directly related to the acquisition and development of intangible assets. The website is presented net on the balance sheet. As of June 30, 2026, the website’s net book value was $2,650, reflecting accumulated amortization of $350. The website is amortized on a straight-line basis over an estimated useful life of five years.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The Company’s laptop is classified as property and equipment and is carried at its historical cost of $1,150, less accumulated depreciation and any impairment losses. As of June 30, 2026, the laptop’s net book value was $910, reflecting accumulated depreciation of $240. The Company’s laptop is depreciated over an estimated useful life of two years.

Rounding Policy

All amounts in these financial statements are presented in U.S. dollars and rounded to the nearest dollar, unless otherwise indicated. As a result, the sum of individual line items may not exactly equal the corresponding totals.

Revenue Recognition

Revenue is recognized when control of promised services is transferred to customers, in an amount that reflects the consideration the Company expects to receive, in accordance with ASC 606, “Revenue from Contracts with Customers.”

Revenue is recognized when all of the following criteria are met: the performance obligations in the contract have been identified, the transaction price has been determined, the transaction price has been allocated to the performance obligations, and the revenue is recognized when, or as, those performance obligations are satisfied.

The Company recognized $30,000 in revenue from IT and software development services during the three months ended June 30, 2026, and $52,675 during the nine months ended June 30, 2026.

Income Taxes

The Company accounts for income taxes under the asset and liability method as prescribed by ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities, as well as for net operating losses and tax credit carryforwards. A valuation allowance is recorded when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2026, Unity Forge Inc has not recorded a provision for income taxes as no taxable income was recognized under U.S. tax law.

Fair Value of Financial Instruments

The Company follows the guidance under ASC 820, “Fair Value Measurements,” and ASC 825, “Financial Instruments,” which require disclosures about the fair value of financial instruments. Fair value estimates presented in these financial statements are based upon market assumptions and information available to management as of June 30, 2026.

Earnings per Share

The Company follows ASC 260, “Earnings Per Share,” which governs the calculation, presentation, and disclosure of earnings (loss) per share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. As the Company has no potentially dilutive securities, diluted earnings per share is the same as basic earnings per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period from inception (June 20, 2025) through June 30, 2026, the Company’s sole officer and director paid expenses on behalf of the Company totaling $384, consisting of incorporation fees of $353 and bank account opening fees of $31. In settlement of this outstanding amount owed to the officer and director, the Company issued 384,000 shares of common stock.

In addition, prior to September 30, 2025, the Company issued 2,000,000 shares of common stock to its sole officer and director at par value for cash consideration of $2,000.

NOTE 5 - SUBSEQUENT EVENTS

Unity Forge Inc evaluated subsequent events through July 27, 2026, the filing date of this Quarterly Report on Form 10-Q. On July 7, 2026, the Company issued 43,772 shares of common stock at $0.04 per share, for total proceeds of $1,750.88, increasing the number of shares issued and outstanding from 2,470,426 to 2,514,198. Except as disclosed above, management concluded that no other subsequent events requiring disclosure occurred after June 30, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

Unity Forge Inc was incorporated in the State of Wyoming on June 20, 2025. We are an early-stage company with the objective of providing IT services. While our primary focus is on delivering a broad range of IT solutions, our long-term plans also include the development of interactive entertainment products for mobile users. These titles are intended to be distributed through leading digital platforms, including the Google Play Store and Apple App Store.

RESULTS OF OPERATIONS

The following discussion summarizes our results of operations for the three months and nine months ended June 30, 2026. The Company was incorporated on June 20, 2025; therefore, there were no operations during the corresponding prior-year periods.

As of June 30, 2026, our total assets were $16,774, compared to $9,791 as of September 30, 2025. As of June 30, 2026, our total liabilities were $0, compared to $8,000 as of September 30, 2025, following full recognition of the related deferred revenue as revenue during the period.

Stockholders’ equity was $16,774 as of June 30, 2026, compared to $1,791 as of September 30, 2025.

The increase in stockholders’ equity was primarily attributable to net income earned during the period and proceeds received from the issuance of common stock and additional paid-in capital.

Three Month Period Ended June 30, 2026

Income

During the three-month period ended June 30, 2026, the Company generated revenue of $30,000 and incurred cost of services of $20,270, resulting in gross profit of $9,730.

Operating Expenses

During the three-month period ended June 30, 2026, we incurred total operating expenses of $1,935, consisting primarily of legal and professional fees of $1,613, bank charges of $28, amortization expense related to the website of $150, and depreciation expense related to the laptop of $144.

Our net income for the three-month period ended June 30, 2026 was $7,795.

Nine Month Period Ended June 30, 2026

Income

During the nine-month period ended June 30, 2026, the Company generated revenue of $52,675 and incurred cost of services of $28,945, resulting in gross profit of $23,730.

Operating Expenses

During the nine-month period ended June 30, 2026, we incurred total operating expenses of $12,204, consisting primarily of legal and professional fees of $11,557, bank charges of $58, amortization expense related to the website of $350, and depreciation expense related to the laptop of $240.

Our net income for the nine-month period ended June 30, 2026 was $11,526.

Cash Flows from Operating Activities

For the nine-month period ended June 30, 2026, net cash provided by operating activities was $4,116, primarily attributable to net income of $11,526, non-cash amortization expense of $350, non-cash depreciation expense of $240, and a decrease in unearned revenue of $8,000.

Cash Flows from Investing Activities

For the nine-month period ended June 30, 2026, net cash used in investing activities was $4,150, primarily due to payments for website development of $3,000 and the purchase of a computer of $1,150.

Cash Flows from Financing Activities

For the nine-month period ended June 30, 2026, net cash provided by financing activities was $3,457, consisting of $86 from the issuance of common stock and $3,371 in additional paid-in capital.

Stockholders’ Equity

During the nine-month period ended June 30, 2026, the Company issued 86,426 shares of common stock for total proceeds of $3,457 ($86 par value and $3,371 additional paid-in capital), increasing shares issued and outstanding from 2,384,000 to 2,470,426. Retained earnings increased to $10,933 as of June 30, 2026, reflecting net income of $7,795 and $11,526 for the three- and nine-month periods, respectively.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, anticipated cash flow from operations, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, related party advances, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through cash flow from operations, advances from a related party, and issuances of equity securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with anticipated cash flow from operations, further issuances of securities, and related party advances, if needed. Thereafter, we may need to raise additional capital and continue generating revenues to meet long-term operating requirements. Additional issuances of equity securities may result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis.

As of June 30, 2026, the Company had cash and cash equivalents of $13,214, no liabilities, retained earnings of $10,933, and positive cash flows from operating activities of $4,116 for the nine months ended June 30, 2026. Management believes that existing cash resources, together with anticipated cash flows from operations, will be sufficient to meet the Company’s obligations as they become due for at least the next twelve months.

Accordingly, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended June 30, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Nikola Rovcanin
Nikola Rovcanin	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	July 27, 2026

